Form 10-Q
period 1995-03-31
ROPAK CORP /CA/
filed 1995-05-16
CIK 43514

- ----------------------------------------------------------------
- ----------------------------------------------------------------

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1995

Commission file Number:  0-10476

                    ROPAK CORPORATION
(Exact name of registrant as specified in its charter.)


            Delaware                  95-3206821
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

   660 South State College Boulevard
        Fullerton, California                  92631
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(714) 870-9757

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.01 par value - 4,386,162 shares as of March 31, 1995.

- ----------------------------------------------------------------
- ----------------------------------------------------------------

                       PART I. FINANCIAL INFORMATION

                    ROPAK CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (Unaudited)

                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                          ----------------------
                                             1995         1994
                                          ----------    --------
Net sales................................    $34,366     $25,049
Cost of sales............................     27,389      20,589
                                             -------     -------
Gross profit.............................      6,977       4,460

Operating expenses.......................      5,000       4,340
                                             -------     -------
Operating profit.........................      1,977         120
                                             -------     -------
Other (income) expense:
   Interest..............................        809         506
   Other.................................         93          93
                                             -------     -------
                                                 716         599
                                             -------     -------

Income (loss) before income taxes........      1,261        (479)
Provision (benefit) for income taxes.....        542        (206)
                                             -------     -------
Net income (loss)........................    $   719     $  (273)
                                             =======     =======

Net income (loss) per share:
   Primary...............................    $  0.14     $ (0.06)
   Fully diluted.........................    $  0.14     $ (0.06)

Average shares outstanding:
   Primary...............................      4,497       4,366
   Fully diluted.........................      5,079       4,366


The accompanying notes are an integral part of these financial statements.

                       ROPAK CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)




                                         MARCH 31,     MARCH 31,
                                            1995          1994
                                       ----------    ----------
ASSETS:

Current assets:
  Cash and cash equivalents.........   $    1,477    $    1,470
  Accounts receivable, less
     allowance for doubtful
     accounts of $551 and $477,
     respectively...................       23,240        21,178
  Inventories:
     Raw materials..................        6,938         7,309
     Finished goods.................       19,395        14,849
  Refundable income tax.............           89           177
  Other.............................        1,053         1,075
  Deferred income tax benefits......          382           382
                                        ---------     ---------
Total current assets................       52,574        46,440
                                        ---------     ---------

Improvements and equipment..........       83,944        81,600
Less accumulated depreciation.......       46,601        45,024
                                        ---------     ---------
Net fixed assets....................       37,343        36,576
                                        ---------     ---------

Investments in joint ventures.......          555           568
Goodwill............................        7,772         7,856
Other assets........................        2,956         2,876
                                        ---------     ---------

TOTAL ASSETS........................   $  101,200    $   94,316
                                        =========     =========


The accompanying notes are an integral part of these financial statements.

                       ROPAK CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                         MARCH 31,     MARCH 31,
                                            1995          1994
                                        ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Short-term debt...................   $    3,976    $    3,976
  Accounts payable..................       15,501        14,997
  Income taxes payable..............          444            --
  Accrued liabilities...............        2,467         2,986
                                        ---------     ---------
Total current liabilities...........       22,388        21,959
Long-term debt less
   current maturities...............       39,939        34,014
Deferred income taxes...............        3,501         3,501
Minority interest...................        5,200         5,200
                                        ---------     ---------
Total liabilities...................   $   71,028    $   64,674
                                        ---------     ---------
Shareholders' Equity:
Preferred stock, $.01 par value:
  Authorized - 3,000,000 shares
  none issued or outstanding
Common stock, $.01 par value:
  Authorized - 10,000,000 shares;
  issued and outstanding --
  4,386,162 shares as of
  March 31, 1995 and
  December 31, 1994.................           44            44
Additional paid-in capital..........       23,604        23,807
Treasury stock......................         (176)         (176)
Retained earnings...................        7,937         7,218
Cumulative foreign currency
  translation gain (loss)
  as to foreign subsidiaries........       (1,237)       (1,251)
                                        ---------     ---------
Shareholders' equity................       30,172        29,642
                                        ---------     ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY................   $  101,200    $   94,316
                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                        ROPAK CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                         --------------------
                                           1995        1994
                                         --------    --------
Cash flow from operating activities:
  Net income (loss)...................   $    719    $   (273)
  Depreciation and amortization.......      1,751       1,727
  Gain on investments.................        (20)         --
  Gain on disposal of equipment.......        (31)          2
  Increase in current assets..........     (6,127)     (1,259)
  Increase (decrease) in
     current liabilities..............        429         167
  Decrease in other assets............        (82)        (19)
                                         --------    --------
                                           (3,361)        345
                                         --------    --------
Cash flow from investing activities:
  Acquisition of improvements
   and equipment......................     (2,491)     (1,161)
  Proceeds from sale of equipment.....         35           1
  Proceeds from sale of investments...         33          --
                                         --------    --------
                                           (2,423)     (1,160)
                                         --------    --------
Cash flow from financing activities:
  Issuance of long-term debt..........      6,779       1,279
  Repayment of long-term debt.........       (757)         --
  Repayment of capital lease..........        (97)        (98)
  Redemption of stock warrants........       (203)         --
  Payment of preferred stock dividend.         --        (116)
                                         --------    --------
                                            5,722       1,065
                                         --------    --------
Effect of foreign currency
    exchange rate changes.............        (69)       (250)
                                         --------    --------
Net increase (decrease) in cash.......          7           0
Cash and cash equivalents
    at beginning of year..............      1,470           0
                                         --------    --------
Cash and cash equivalents
    at end of period..................   $  1,477    $      0
                                         ========    ========
Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
    Interest..........................   $    823    $    518
    Income taxes......................   $     49    $  1,305
                                         ========    ========

During the three month period ending March 31, 1995 the Company accrued $98 for preferred stock dividends.

The accompanying notes are an integral part of these financial statements.

                       ROPAK CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THREE MONTHS ENDED MARCH 31, 1995
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                  (Unaudited)


                                                        Foreign
                                                       Currency
                                                        Trans-
             Common Stock  Additional                   lation
           ---------------- Paid-in   Treasury Retained  Gain     Total
           Shares    Amount  Capital   Stock   Earnings (Loss)    Equity
           --------- ------ --------  -------- -------- -------  -------

Balance at
December
31, 1994.. 4,386,162    $44  $23,807     $(176)  $7,218 $(1,251) $29,642

Redemption
of stock
warrant...        --     --     (203)       --       --      --     (203)


Dividend on
preferred
shares....        --     --       --        --      (98)     --      (98)

Net income        --     --       --        --      719      --      719

Foreign
currency
translation
loss......        --     --       --        --       --     (14)     (14)
           ---------  -----  -------     -----   ------ -------  -------
Balance at
March 31,
1995...... 4,386,162    $44  $23,604     $(176)  $7,839 $(1,237) $30,074
           =========  =====  =======     =====   ====== =======  =======

The accompanying notes are an integral part of these financial statements.

                  ROPAK CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a summary of significant policies utilized by the Company. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

     2. The condensed consolidated statements of operations for the three months ended March 31, 1995 and March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Ropak Corporation's net sales of $34,366,000 for the three months ended March 31, 1995 increased 37.2% over the reported $25,049,000 for the three month period ended March 31, 1994 and 9.2% over the $31,476,000 reported for the preceding quarter ended December 31, 1994.

     Measured in constant pounds of resin sold, the increase in sales for the three months ended March 31, 1995 over 1994 was 8.9%. The Materials Handling Group was largely responsible for the increase in volume. The increase in comparable resin costs during the past twelve months, passed through in the form of higher selling prices, accounts for the remaining dollar value increase reported.

     Gross profit expressed as a percentage of sales for the first quarter ended March 31, 1995 was 20.3%, up from 17.8% reported for the first quarter ended March 31, 1994 and down from 24.5% reported for the immediately preceding quarter ended
December 31, 1994.

     Gross margins have increased in total for the Company for the three months ended March 31, 1995 over 1994 as both the U.S. and Canadian Container groups have recorded improved margins resulting from the sales of product made from less expensive resin sold at higher selling prices as resin cost increases are being passed through. The Materials Handling Group, however, has met with severe competitive pricing and market resistance to increasing raw material costs; consequently the Materials Handling Group experienced lower margins in 1995 compared to the same quarter of 1994.

     Operating expenses for the first quarter ended March 31, 1995 of $5,000,000 were up 15.2% from the $4,340,000 recorded during the quarter ended March 31, 1994 and down from the $5,475,000 reported for the preceding quarter ended December 31, 1994.

     The increase in operating expenses during the quarter ended
March 31, 1995 are due to expenses incurred in connection with a new manufacturing facility in Kentucky and the development of new products and markets in 1995.

     Ropak recorded non-recurring expenses of approximately $600,000 in the last quarter of 1994 related to an offer received to purchase all of its common stock accounting for the increase in expenses during the last quarter of 1994 compared to the first quarter ended March 31, 1995.

     The net profit after adjustment for income taxes was $719,000 for the three month period ended March 31, 1995 which compares to a net loss of $273,000 for the similar quarter ended
March 31, 1994 and a net profit of $904,000 for the preceding quarter ended December 31, 1994.

Liquidity and Capital Resources

     As at March 31, 1995, the Company had approximately $1,000,000 of borrowings available on its bank credit line to finance ongoing operations. The amount, together with cash generated from internal sources, is expected to be adequate to fund Ropak's foreseeable cash requirements for working capital needs, scheduled debt repayment and planned capital expenditures.

     Working capital of the Company increased to $30,186,000 at March 31, 1995, up from $24,481,000 reported at December 31, 1994 and $20,052,000 at March 31, 1994.

     Working capital increases are the result of a traditional seasonal buildup of inventories required to meet demands of the agricultural and fishing industries and higher accounts receivable amounts resulting from increased sales activity. The approximate 80% increase in raw material costs during the past twelve months contributed to the working capital increases in accounts receivable and inventory values.

     In January 1995 the Company amended its credit facility to provide for a $24,500,000 revolving line of credit and a $9,500,000 term loan together with a special revolving loan commitment of $5,500,000. The combined maximum credit allowed is not to exceed $35,000,000. The special revolving loan is available to finance up to 70% of new capital expenditures and is repayable in twenty equal quarterly installments amortized on the principal loan balance outstanding on December 31, 1994. The revolving loan matures on July 1, 1996. The total line of credit bears interest at the bank's reference rate and may be fixed at any time at LIBOR plus 1.75%. The credit facility requires the Company to observe certain restrictive covenants, among which are a minimum tangible net worth plus subordinated debt, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

     Capital additions to plant and equipment during the first quarter of 1995 amounted to $2,491,000 which compares to $1,161,000 expended during the first quarter ended March 31, 1994. It is expected that capital expenditures will amount to approximately $10,000,000 in 1995.

     Management believes that sufficient capacity exists within the credit available under its banking and other credit arrangements and internally generated funds from operations to meet the Company's capital requirements.

                          PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On May 3, 1995, LINPAC Mouldings Ltd. of Birmingham, England announced that based on a preliminary count by its depositary, 1,968,969 shares of Ropak Corporation common stock had been tendered to LINPAC pursuant to LINPAC's tender offer to purchase all of the outstanding common stock of Ropak Corporation at $11.00 per share. The offer expired at midnight on May 2, 1995. LINPAC stated it has accepted for purchase all validly tendered shares. Upon purchase of all shares tendered pursuant to its tender offer, LINPAC will beneficially own approximately 96.8% of the outstanding shares of Ropak's common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.   Not applicable


     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended March 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 15, 1995              ROPAK CORPORATION
                                   (Registrant)

                                   By: /s/ William H. Roper
                                       ---------------------
                                       William H. Roper,
                                       Chief Executive Officer

                                   By: /s/ Ronald W. Cameron
                                       ----------------------
                                       Ronald W. Cameron,
                                       Chief Financial Officer