Form 10-Q/A
period 1995-03-31
ROPAK CORP /CA/
filed 1995-06-21
CIK 43514

- ----------------------------------------------------------------
- ----------------------------------------------------------------

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A
                          Amendment No. 1

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

                       ROPAK CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THREE MONTHS ENDED MARCH 31, 1995
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                  (Unaudited)




  Foreign
                      Common Stock  Additional

  Currency
                  -----------------  Paid-in  Treasury   Retained

Translation     Total
                    Shares   Amount  Capital    Stock    Earnings

Gain (loss)    Equity
                  ---------  ------  -------  --------   --------

- -----------  ---------

Balance at
December 31,
1994............  4,386,162     $44  $23,807     $(176)    $7,218

    $(1,251)   $29,642

Redemption
of stock
warrant.........         --      --     (203)       --         --

         --       (203)

Dividend on
preferred
shares..........         --      --       --        --
(98)          --        (98)

Net income......         --      --       --        --        719

         --        719

Foreign
currency
translation
loss............         --      --       --        --         --

        (14)       (14)

                  ---------  ------  -------  --------   --------

- -----------   --------
Balance at
March 31,
1995............  4,386,162     $44  $23,604     $(176)    $7,839

    $(1,237)   $30,074
                  =========  ======  =======  ========   ========

===========   ========


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


Date:  March 15, 1995              ROPAK CORPORATION
                                   (Registrant)

                                   By: /s/ William H. Roper
                                       ---------------------
                                       William H. Roper,
                                       Chief Executive Officer

                                   By: /s/ Ronald W. Cameron
                                       ----------------------
                                       Ronald W. Cameron,
                                       Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

   Exhibit
     No.            Description
   ------           ------------

    27              Financial Data Schedule