Form 10-Q/A
period 1995-03-31
ROPAK CORP /CA/
filed 1995-06-21
CIK 43514

- ----------------------------------------------------------------
- ----------------------------------------------------------------

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A
                          Amendment No. 2

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