Form 10-Q
period 1995-06-30
ROPAK CORP /CA/
filed 1995-08-07
CIK 43514

----------------------------------------------------------------
----------------------------------------------------------------

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    June 30, 1995

                  Commission File No. 0-10476

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 4,602,312 shares as of June 30, 1995.

----------------------------------------------------------------
----------------------------------------------------------------

                       PART I. FINANCIAL INFORMATION

                    ROPAK CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (Unaudited)

                          Six Months ended    Three Months ended
                                June 30,             June 30,
                          -----------------    -----------------
                            1995      1994       1995      1994
                          -------   -------    -------   -------
Net sales................ $79,732   $60,959    $45,366   $35,910
Cost of sales............  63,842    46,978     36,453    26,389
                          -------   -------    -------   -------
Gross profit.............  15,890    13,981      8,913     9,521

Operating expenses.......  10,297     9,214      5,481     4,874
                          -------   -------    -------   -------
Operating profit.........   5,593     4,767      3,432     4,647
                          -------   -------    -------   -------
Other (income) expense:
   Interest..............   1,720     1,033        911       527
   Other.................     182       184         91        91
                          -------   -------    -------   -------
   Total other expense...   1,902     1,217      1,002       618
                          -------   -------    -------   -------

Income before
   income taxes..........   3,691     3,550      2,430     4,029
Provision for
   income taxes..........   1,587     1,526      1,045     1,732
                          -------   -------    -------   -------
Net income............... $ 2,104   $ 2,024    $ 1,385   $ 2,297
                          =======   =======    =======   =======

Net income per share:
   Primary............... $  0.44   $  0.42    $  0.29   $  0.51
   Fully diluted......... $  0.41   $  0.41    $  0.27   $  0.46

Average shares
     outstanding:
   Primary...............   4,569     4,359      4,641     4,359
   Fully diluted.........   5,146     4,993      5,217     4,993


The accompanying notes are an integral part of these financial statements.

                       ROPAK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                         June 30,   December 31,
                                           1995         1994
                                       ----------    ----------
ASSETS:
Current assets:
  Cash and cash equivalents.........   $    1,345    $    1,470
  Accounts receivable, less
     allowance for doubtful
     accounts of $525 and $477,
     respectively...................       28,039        21,178
  Inventories:
     Raw materials..................        7,383         7,309
     Finished goods.................       16,897        14,849
  Refundable income tax.............           84           177
  Other.............................          567         1,075
  Deferred income tax benefits......          382           382
                                        ---------     ---------
Total current assets................       54,697        46,440
                                        ---------     ---------
Improvements and equipment..........       87,113        81,600
Less accumulated depreciation.......       48,650        45,024
                                        ---------     ---------
Net fixed assets....................       38,463        36,576
                                        ---------     ---------
Investments in joint ventures.......          683           568
Goodwill............................        7,750         7,856
Other assets........................        2,684         2,876
                                        ---------     ---------
TOTAL ASSETS........................   $  104,277    $   94,316
                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                       ROPAK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                         June 30,   December 31,
                                           1995         1994
                                        ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Short-term debt...................    $   3,976     $   3,976
  Accounts payable..................       14,117        14,997
  Income taxes payable..............        1,169            --
  Accrued liabilities...............        3,186         2,986
                                        ---------     ---------
Total current liabilities...........       22,448        21,959
Long-term debt less
   current maturities...............       39,807        34,014
Deferred income taxes...............        3,501         3,501
Due to Parent Company (see Note 1)..        5,200         5,200
                                        ---------     ---------
Total liabilities...................    $  70,956     $  64,674
                                        ---------     ---------
Shareholders' Equity:
Preferred stock, $.01 par value:
  Authorized - 3,000,000 shares
  none issued or outstanding
Common stock, $.01 par value:
  Authorized - 10,000,000 shares;
  issued and outstanding --
  4,602,312 shares as of June
  30, 1995 and 4,386,162 shares
  as of December 31, 1994...........           46            44
Additional paid-in capital..........       24,714        23,807
Treasury stock......................          (34)         (176)
Retained earnings...................        9,127         7,218
Cumulative foreign currency
  translation gain (loss)
  as to foreign subsidiaries........         (532)       (1,251)
                                        ---------     ---------
Shareholders' equity................    $  33,321     $  29,642
                                        ---------     ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY................    $ 104,277     $  94,316
                                        =========     =========

The accompanying notes are an integral part of these financial statements.

Note 1: LinPac Mouldings Ltd. acquired the $5,200 outstanding preferred shares of Ropak Canada Inc., a wholly owned subsidiary, on
October 14, 1994. LinPac subsequently completed a tender offer on May
2, 1995 to achieve majority ownership of Ropak Corporation, resulting in the reclassification from a minority interest as at December 31, 1994.

                        ROPAK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                          Six Months ended
                                               June 30,
                                         --------------------
                                           1995        1994
                                         --------    --------
Cash flow from operating activities:
  Net income (loss)...................   $  2,104    $  2,024
  Depreciation and amortization.......      3,654       3,619
  Gain on disposal of equipment.......        (31)        (58)
  Gain on disposal of investments.....        (96)          0
  Increase in current assets..........     (8,382)     (4,441)
  Increase (decrease) in
     current liabilities..............        391       1,660
  Decrease in other assets............        188         (39)
                                         --------    --------
                                           (2,172)      2,765
                                         --------    --------
Cash flow from investing activities:
  Acquisition of improvements
   and equipment......................     (5,104)     (4,360)
  Proceeds from sale of equipment.....         35          63
  Proceeds from sale of investments...        158           0
  Investments in marketable securities          0      (5,098)
                                         --------    --------
                                           (4,911)     (9,395)
                                         --------    --------
Cash flow from financing activities:
  Issuance of long-term debt..........      5,989       7,537
  Repayment of capital lease..........       (196)       (206)
  Exercise of stock options...........      1,112           0
  Payment of preferred stock dividend.        (98)       (213)
  Purchase of treasury stock..........        (34)          0
  Redemption of stock warrants........       (203)          0
                                         --------    --------
                                            6,570       7,118
                                         --------    --------
Effect of foreign currency
    exchange rate changes.............        388        (488)
                                         --------    --------
Net increase (decrease) in cash.......   $   (125)   $      0
Cash at beginning of year.............      1,470           0
                                         --------    --------
Cash at end of period.................   $  1,345    $      0
                                         ========    ========
Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
    Interest..........................   $  1,277    $    922
    Income taxes......................   $    525    $  1,689
                                         ========    ========

The accompanying notes are an integral part of these financial statements.

During the six month period ending June 30, 1995 the Company accrued $97 for preferred stock dividends.


                       ROPAK CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR SIX MONTHS ENDED JUNE 30, 1995
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                  (Unaudited)





     Foreign
                     Common Stock    Additional

    Currency
                  -----------------   Paid-in   Treasury
Retained  Translation      Total
                    Shares   Amount   Capital     Stock
Earnings  Gain (loss)     Equity
                  ---------  ------   -------   --------
--------  -----------   ---------

Balance at
December 31,
1994............  4,386,162     $44   $23,807      $(176)
$7,218      $(1,251)    $29,642

Redemption
of stock
warrants........         --      --      (203)        --
--           --        (203)

Options
exercised.......         --       2     1,110         --
--           --       1,112

Dividend on
preferred
shares..........         --      --        --         --
(195)          --        (195)

Repurchase of
common stock....         --      --        --        (34)
--           --         (34)

Liquidation of
common stock
held by
subsidiary......    216,150      --        --        176
--           --         176

Net income......         --      --        --         --
2,104           --       2,104

Foreign
currency --
translation
gain............         --      --        --         --
--          719         719

                  ---------  ------   -------   --------
--------  -----------    --------
Balance at
June 30, 1995...  4,602,312     $46   $24,714       $(34)
$9,127        $(532)    $33,321
                  =========  ======   =======   ========
========  ===========    ========


The accompanying notes are an integral part of these financial statements.

                  ROPAK CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995

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

     2. The condensed consolidated statements of operations for the six months and three months ended June 30, 1995 and June 30, 1994 are not necessarily indicative of the results to be expected for the full year.



            MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Net sales of Ropak Corporation (the "Company" or "Ropak") increased by 30.8% to $79,732,000 for the six-month period ended June 30, 1995 compared to $60,959,000 for the similar period ended June 30, 1994. Net sales increased 26.3% to $45,366,000 for the second quarter ended June 30, 1995, up from $35,910,000 for the quarter ended June 30, 1994 and up from $34,366,000 for the prior quarter ended March 31, 1995.

     Net sales growth is partially masked by the fluctuating effect of raw material resin prices on the ultimate selling prices of Ropak's products. Growth in pounds of resin sold in finished product amounted to an increase of 4.8% for the six-month period ended June 30, 1995 compared to the six-month period ended June 30, 1994. During the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994, pounds of resin sold in finished product increased by 1.9%.

     The 32% increase in revenue recorded for the quarter ended June 30, 1995 over the immediately preceding quarter ended March 31, 1995 is due to seasonal demand for Ropak products in both the fishing and agricultural markets and is consistent with past experience.

     Gross profit expressed as a percentage of sales for the six-month period ended June 30, 1995 of 19.9% is down from 22.9% recorded for the six-month period ended June 30, 1994. Gross margin for the second quarter ended June 30, 1995 of 19.6% was also down from 26.5% for the similar quarter ended June 30, 1994 and down from the 20.3% reported for the preceding quarter ended March 31, 1995.

     Reductions in gross margin percentages reflect a general slowing of economic activity during the second quarter ended June 30, 1995 and the impact of higher priced resin included in both Ropak's finished product costs and higher unit selling prices. Resin cost per pound during the quarter ended June 30, 1995 was 54% higher than the same quarter a year ago. Indications from the Company's resin supply sources are that supply is abundant and prices have already started to decline, which has prompted competitors to offer lower selling prices in anticipation of gaining market share, creating a further negative influence on margins.

     Operating expenses as a percentage of net sales for the six-month period ended June 30, 1995 and 1994 were 12.9% and 15.1%, respectively. For the second quarter ended June 30, 1995 and 1994 and the immediately preceding quarter ended March 31, 1995, operating expenses expressed as a percentage of sales were 12.1%, 13.6% and 14.0%, respectively. Operating expenses were $10,297,000 for the six-month period ended June 30, 1995, up from $9,214,000 for the six-month period ended June 30, 1994. For the quarters ended June 30, 1995, June 30, 1994 and the immediately preceding quarter ended March 31, 1995, operating expenses were $5,481,000, $4,874,000 and $4,816,000, respectively.

     The increase in operating expenses reflect higher level of costs required to support the higher sales volumes being generated and anticipated in the Materials Handling Division and to a lesser degree in container divisions.

     Operating profits for the six-month period ended June 30, 1995 were $5,593,000, up from $4,767,000 for the six-month period ended June 30, 1994. Operating profits for the quarter ended June 30, 1995 and June 30, 1994 were $3,432,000 and $4,647,000.
For the preceding quarter ended March 31, 1995 an operating profit of $1,977,000 was recorded.

     Interest expense for the six-month period ended June 30, 1995 amounted to $1,720,000, up from $1,033,000 for the same six-month period of 1994. Interest expense for the quarters ended June 30, 1995, June 30, 1994 and March 31, 1995 were $911,000, $527,000 and $809,000, respectively.

     Interest expense has increased during the six-month period ended June 30, 1995 compared to the six-month period ended June 30, 1994 due mainly to the increase in short term variable interest rates charged by lending institutions and increased debt to finance higher working capital levels as a result of higher raw material costs included in inventories and accounts receivable. In addition, the threat of a raw materials resin supply shortage in the later part of 1994 and early months of 1995 prompted Ropak to increase its inventories to substantial levels in early 1995.

     Net profit, after provision for income taxes, for the six-month period ended June 30, 1995 was $2,104,000 up from $2,024,000 for the six-month period ended June 30, 1994. Net profits for the quarters ended June 30, 1995, June 30, 1994 and March 31, 1995 were $1,385,000, $2,297,000 arid $719,000, respectively.

     The 1995 second quarter earnings are lower than a year ago
1994 second quarter earnings due to several contributing factors.

It is estimated that market resistance to higher pricing and Ropak's unsuccessful attempts to pass on resin cost increases has eroded the Company's margins by approximately three percentage points. Competitive pricing has been severe and Ropak's reluctance to lose market share has reduced margins. A devaluation of inventories on June 1, 1995 due to a resin price reduction accounts for the remainder of the gross margin erosion.

Liquidity and Capital Resources

     As at June 30, 1995, Ropak's working capital was
$32,249,000, an increase of $7,768,000 over $24,481,000 reported at December 31, 1994, and an increase of $2,063,000 from $30,186,000 reported at March 31, 1995.

     The increase in working capital from December 31, 1994 to June 30, 1995 of $7,768,000 is primarily attributable to the following factors. Accounts receivable increased during the quarter by approximately $6,900,000 due to increased sales activity and inventories increased by approximately $2,100,000 to accommodate a plant relocation and agriculture harvests that require long lead times to build product for immediate delivery. Current liabilities increased by approximately $500,000, again the consequence of increased business activity.

     In January 1995 the Company amended its bank credit facility to provide for a $24,500,000 revolving line of credit and a $9,500,000 term loan together with a special revolving loan commitment of $5,500,000. The combined maximum credit allowed is not to exceed $35,000,000. The special revolving loan is available to finance up to 70% of new capital expenditures and is repayable in twenty equal quarterly installments amortized on the principal loan balance outstanding on December 31, 1994. The revolving loan matures on July 1, 1996. The total line of credit bears interest at the bank's reference rate and may be fixed at any time at LIBOR plus 1.75%. The credit facility requires the Company to observe certain restrictive covenants, among which are a minimum tangible net worth plus subordinated debt, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

     Capital additions to plant and equipment amounted to $2,613,000 for the second quarter and $5,104,000 for the six-months ended June 30, 1995. This compares to $3,199,000 and $4,360,000 for the second quarter and six months ended June 30, 1994, respectively. It is expected that capital expenditures will amount to approximately $10,000,000 in 1995.

     Management believes that sufficient capacity exists within the credit available under its banking and other credit arrangements and internally generated funds from operations to meet the Company's capital requirements.

     The Company believes it is in compliance with air, water and solid waste discharge regulations applicable to its business and properties, and is not aware of any material expenditures required for compliance with environmental regulations. Ropak has no material unfunded commitments for post retirement benefits. The Company is not a party to any material legal proceedings.

Effect of FASB Statements

     In December 1990, the Financial Accounting Standards Board
("FASB") issued Statement No. 106 "Employer's Accounting for
Postretirement Benefits Other Than Pensions". The Statement has not have a material effect upon the Company's financial statements.

     In February 1992, the FASB issued Statement No. 109 "Accounting for Income Taxes". The Company adopted Statement No. 109 effective January 1, 1993. This statement supersedes FASB No. 96 "Accounting for Income Taxes" which was adopted by the Company in 1987. The adoption of FASB 109 has had no material effect upon the Company's financial statements.

                  PART II -- OTHER INFORMATION

ITEMS 1, 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1995 annual meeting of Ropak's stockholders was held on May 16, 1995. The only matter voted on at the annual meeting was the election of two Class II directors to Ropak's Board of Directors, as described in the Company's proxy statement dated March 27, 1995 (definitive copies of which were filed with the Securities and Exchange Commission). The results of voting on matters presented to the meeting were as follows: Incumbent directors Nigel V. Roe, Robert E. Roper and David A. Williams were reelected as directors of the Company, each to serve for a term of three years as directors in Class II until the annual meeting of stockholders in 1998.

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

     On June 21, 1995, the Company filed with the Securities and Exchange Commission a Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 as provided by Rule 12g-4(a)(1)(i) of that Act. As a result of that filing, Ropak's obligations to file reports under the Securities Exchange Act of 1934 are expected to terminate on approximately September 19, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.    Description
-----------    -----------------
    27         Financial Data Schedule


     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended June 30, 1995.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 5, 1995              ROPAK CORPORATION
                                      (Registrant)

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